Form 10-Q
period 2002-05-31
SIGNATURE FILMS
filed 2002-06-03
CIK 1113464

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C. 20549

                                    FORM 10QSB

(X)      Quarterly report pursuant to Section 13 or 15(d) of the Securities

         Exchange Act of 1934 for the quarterly period ended May 31, 2002

( ) Transition report pursuant of Section 13 or 15(d) of the Securities Exchange Act of 1939 for the transition period ____ to______


                         COMMISSION FILE NUMBER 333-61838
                                              -----------


                                 SIGNATURE FILMS
                    ------------------------------------------
              (Exact name of registrant as specified in its charter)



          Nevada                                      91-2021593
----------------------------------        ----------------------------------
(State or other jurisdiction of           (IRS Employer  Identification No.)
 incorporation or organization)


                           827 State Street, Suite 11
                            Santa Barbara, CA 93101
                                  805-899-1299
------------------------------------------------------------------------------
(Address of Principal Executive Offices, including Registrant's zip code and telephone number)


     --------------------------------------------------------------
     Former name, former address and former fiscal year, if changed


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,), and (2) has been subject to
such filing requirements for the past 90 days. Yes X    No
                                                   ---     ----

The number of shares of the registrant's common stock as of May 31, 2002 shares.

Transitional Small Business Disclosure Format (check one):   Yes   No X
                                                                ---  ---



                             TABLE OF CONTENTS
                             -----------------

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

(a)      Balance Sheet
(b)      Statement of Operations
(c)      Statement of Changes in Financial Position
(d)      Statement of Shareholders' Equity
(e)      Notes to Financial Statements

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations

Item 3.  Risks

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6
(a)      Exhibits
(b)      Reports on Form 8K

SIGNATURES

FINANCIAL DATA SCHEDULE

                              Cinecam Corporation
                         (A Development Stage Company)
                                 Balance Sheets


                                     August 31           May 31
                                     2001                2002
                                     ---------          ---------
ASSETS
Current Assets:
  Cash                               $ 1,103            $  1,169
  Inventories                        120,642             260,105
                                     ---------          ---------
    Total Current Assets             121,745             261,274

Non-current Assets
 Property & Equipment;
 (net of $12,277
  depreciation)                       97,215             102,385
    Total Non-current Assets          97,215             102,385
                                     ---------          ---------
TOTAL ASSETS                      $  218,960             363,659
                                   ============         =========

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts Payable               $   35,638            $  51,755
                                     ---------          ---------
    Total Current Liabilities        35,638               51,755
                                     ---------          ---------
Stockholders' Equity:
Common stocks , .001 par value
Authorized shares; 100,000,000
Issued and outstanding shares;
4,144,212 at May 31, 2001
4,960,993 at May 31, 2002             4,144                4,960
  Paid in capital                   333,123              615,835
  Deficit accumulated during
 the development stage             (153,945)           ( 308,891)
                                   -----------          ---------
      Total Stockholders'
      Equity                        183,322              311,904
                                   -----------          ---------

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY            $  218,960            $ 363,659
                                   ============         =========

                                 Signature Films
                         (A Development Stage Company)
                            Statements of Operations
                  For the periods ended May 31, 2001 and 2002



                                   May 31,                  May 31,
                                   2001                     2002
                                  ----------               ----------
Income                           $       -                $
                                  ----------               ----------
      Total  Income                      -                    1,000
Operating Expenses
 General and administrative
 expenses                        $  91,959                 $  89,706
                                  ----------               ----------
      Total Expenses                91,959                 89,706
                                  ----------               ----------
Net income (loss)                $ (91,959)              $(88,706)
                                  ==========               ==========

Basic loss per share             $   (0.02)              $ ( 0.02)
                                  ==========               ==========

                                Signature Films
                         (a Development Stage Company)
                            Statements of Cash Flows
                  For the periods ended May 31, 2001 and 2002



                                May 31,                May 31,
                                 2001                  2002
                               ---------               --------
CASH FLOWS FROM
OPERATING ACTIVITIES
  Net loss                     $(91,959)             $ (88,706)
  Depreciation                   12,277                 12,277
  Increase in film inventory    (22,802)               (89,706)
  Stocks issued for services     10,000                 20,000
  Increase in Accounts Payable  (35,638)               (16,117)
                                ---------            ---------
NET CASH USED BY
OPERATING ACTIVITIES           (128,122)              (162,252)
                               ---------               --------
CASH FLOWS FROM
INVESTING ACTIVITIES
  Equipment Purchase            (66,735)               ( 5,170)
                               ---------               --------
CASH FLOWS FROM
INVESTING ACTIVITIES            (66,735)                (5,170)
                               ---------               --------
CASH FLOWS FROM
FINANCING ACTIVITIES
  Stocks issued for cash        195,960                 89,706
                               ---------               --------
NET CASH FROM
FINANCING ACTIVITIES            195,960                  89,706
                               ---------               --------
INCREASE (DECREASE) IN CASH       1,103                     66

BEGINNING CASH                        -                 1,103
                               ---------               --------
ENDING CASH                       1,103                  1,169
                               =========               ========

                                Signature Films
                         (A Development Stage Company)
                       Statement of Stockholders' Equity
                 For the period September 17, 1999 (inception)
                           through May 31, 2001 and
                 the nine months ended May 31, 2002 (unaudited)


                            Number                            Deficit
                            of           Common     Paid      Accumulated
                            Shares       Stock      In        During
                            Outstanding  at Par     Capital   Development Stage
                            -----------  --------   -------   -----------------
Stock issued for             311,289       311     $ 77,512
 equipment at cost-
 related party
Stock issued for film
 inventory at cost         1,230,000     1,230           -
 -related party

Stock issued for services    200,000       200       49,800
Net loss, August 31, 2000                                       $(61,986)
                            -----------  --------   -------     ----------
Balance-August 31, 2000    1,741,289     1,741      127,312      (61,986)

Stock issued for expenses
 paid by related party       128,745       129      195,831

Stock issued for
 film inventory &          2,254,178     2,254           -
 equipment at cost-
 Related Party

Stock issued for services     20,000        20        9,980
at fair value
Net loss, August 31, 2001                                      $(91,959)
                            -----------  --------   -------     ----------
Balance-August 31, 2001    4,144,212     4,144      333,123    (153,945)
                            =========== ======== ==========     ==========

Stock issued for expenses     66,240        36       66,204

Net loss-Feb. 28, 2002                                         ( 66,240)
(unaudited)                                                     ----------
Balance-Feb. 28, 2002      4,144,212     4,180      369,367    (220,185)
                            ---------    ------     -------     ----------
Stock issued for expenses     89,706        90       89,616
Stock issued for services    690,000       690      156,852
Net loss-May 31, 2002                                          ( 88,706)
                           ---------    ------     --------    ---------
Balance - May 31, 2002     4,923,918     4,960      615,835    (308,891)
                            =========== ======== ==========    ===========

                                Signature Films
                         (A Development Stage Company)
                         Notes to Financial Statements
                             May 31, 2001 and 2002


NOTE 1 - NATURE OF BUSINESS

Signature Films (the Company) was incorporated under the laws of the state of Nevada on September 17, 1999. It was organized for the purpose of engaging in the business of television program production and distribution, and music video and film production for the international market. The Company has been in the development stage since its formation. Planned principal operations have commenced recently but have not generated any revenue.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

A. Basis - The Company uses the accrual method of accounting.

B. Cash and cash equivalents - The Company considers all short term, highly liquid investments that are readily convertible within three months to known amounts as cash equivalents. Currently, it has no cash equivalents.

C. Loss per share - Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share". Basic loss per share reflects the amount of losses for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as stock options and convertible securities. As of May 31, 2001, the Company had no issuable shares qualified as dilutive to be included in the earnings per share calculations.

C. Film production costs - Production costs are recorded at cost. They are capitalized as film cost inventory and amortized using the individual-film-forecast-computation method. Under this method, the amortization should relate film costs to gross revenues in such a way that a constant rate of gross profit is reported. Film cost amortization begins when a film is released and the related revenues are recognized. As of the balance sheet date, there were no revenues recognized. Licenses with television stations on barter in exchange for air time are accounted for as non-monetary exchanges in accordance with APB No. 29, as interpreted by EITF Issue No. 93-11. Statement of Position No. 00-2 will be applied from the beginning of the fiscal year ending May 31, 2001.

E. Estimates - the preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statement and accompanying notes. Actual results could differ from those estimates.

F. Non-cash transactions - The company's accounting policy for shares issued in a non-cash transaction is to issue the equivalent amount of stock equal to the fair market value of the assets or services rendered. Video equipment and film inventory is recorded at the transferor's historical cost basis, pursuant to SFAS 53. Shares issued in exchange for services are valued at the fair market value of the services rendered, by a comparison by management of the value of services provided by similar types of technicians, producers and actors for similar companies. Stock issued in exchange for expenses are reflected as a deduction of stockholder's equity.

G.  Pending adoption of SOP 00-2:

H. Video equipment and film inventory is valued at the transferor's historical cost basis. Shares issued in exchange for services are valued at the fair value of services rendered. Stock issued in exchange for expenses is reflected as a deduction of stockholder's equity.

NOTE 3 - PROPERTY AND EQUIPMENT
                                              2001            2000
Property and equipment consist of:           -------        -------
  Video Equipment     at cost               $118,043       $ 51,307
  Less Accumulated depreciation               12,277          8,550
  Net                                       $ 97,215       $ 42,757
                                            ========       ========

Depreciation is provided over the estimated useful asset lives using the straight-line method over five years for all equipment.


NOTE 4 - INCOME TAXES

The Company has adopted the provision of SFAS No. 109 "Accounting for Income Taxes". It requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Signature Films has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue codes are met.

There is a no provision for income taxes for the period ended May 31, 2001, due to the net operating loss and no state income tax in the State of Nevada. The company's total deferred tax assets as of May 31, 2001 is as follows:

Net operating loss carryforward      $153,945
Valuation allowance                 ($153,945)
Net deferred tax asset                      0
                                    ==========

The net operating loss carry forward for federal tax purposes will expire in year 2020.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company issued 525,000 shares of unregistered common stock to Kenneth Eade, its legal counsel who is the husband of a majority stockholder and officer of Company, in exchange for services rendered. The stocks issued are recorded at the fair value of the services received.

Company issued 1,929,178 shares during the year 2001 and 1,741,289 shares during the year 2000 to a certain officer of the Company in exchange for film production costs and related services. The Stocks are recorded at the fair value of the services and the historical cost of the film inventory.

NOTE 6 - GOING CONCERN

 The Company has operated at a loss since its inception, and it plans to fund its plan of operations through this offering and additional funding from principals or additional equity financing. However, there can be no assurance that such offering or negotiations will be successful. Furthermore, the principals are not legally obligated to provide funding. These factors indicate a substantial doubt a bout the company's ability to continue as a going concern.


NOTE 7 - FISCAL YEAR END
The fiscal year end of the company is August 31.


PART I. FINANCIAL INFORMATION

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Results of Operations

Since inception, we have only generated revenues in our third quarter of operations in fiscal year 2002. We have financed our operations primarily through the sale of our common stock or by loans from shareholders. The net loss for the period ending May 31, 2002 was $89,706, compared to a net loss of $91,959 for the same period of 2001. The difference is insignificant.

Liquidity and Capital Resources

As of May 31, 2002 we had $1,169 cash on hand and total current liabilities of $51,755, leaving a working capital surplus of $209,519, compared to a working capital surplus of 183,322 for the same period of 2001. Management believes the difference to be insignificant. We believe that our current cash needs for at least the next twelve months can be met by our operations and loans from our directors, officers and shareholders.

PART II. OTHER INFORMATION

Item 1.  Legal proceedings                                    NONE

Item 2.  Changes in securities and use of proceeds            NONE

Item 3.  Defaults on senior securities                        NONE

Item 4.  Submission of items to a vote                        NONE

Item 5.  Other information                                    NONE

Item 6.

 a)      Exhibits                                             NONE
 b)      Reports on 8K                                        NONE

                                    SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     SIGNATURE FILMS


   Dated: May 31, 2002               By:  Agata Gotova
                                        ---------------------------
                                          Agata Gotova, President


   Dated: May 31, 2002              By:   Agata Gotova
                                        -------------------------------------
                                           Agata Gotova
                                           Chief Financial Officer